Form 10QSB
period 2001-03-31
AMERICAN MACHINE INC
filed 2001-08-23
CIK 1105294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
            ---------------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    ----------------
                        Commission file number 000-29465
         --------------------------------------------------------------

                             AMERICAN MACHINE, INC.
   ---------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                                 86-0972777
--------------------------------------------------------------------------------
  (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

                11601 East Lusitano Place, Tucson, Arizona, 85748
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 577-1516
                   ------------------------------------------
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 1,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


American Machine, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of American Machine, Inc.(a development stage company) as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
July 25, 2001

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------
ASSETS                                                                       $            --     $             --
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                                           $            1,672  $               -
                                                                             ------------------  ------------------

          Total Liabilities                                                               1,672                   -
                                                                             ------------------  ------------------

Stockholders' Equity
Common stock (par value $.001), 100,000,000 shares
  authorized, issued 1,000,000 shares at March 31,
  2001 and December 31, 2000                                                              1,000               1,000
Paid-In Capital                                                                           4,038               4,038
Retained deficit                                                                         (1,200)             (1,200)
Deficit accumulated during development stage                                             (5,510)             (3,838)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                     (1,672)                  -
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $             --    $             --
                                                                             ==================  ==================















                 See accompanying notes and accountants' report

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    October 20,
                                                                      For the three months              1999
                                                                             Ended                  Inception of
                                                                           March 31,                Development
                                                                --------------------------------
                                                                     2001             2000             Stage
                                                                ---------------  --------------- ------------------
Revenues                                                        $          --    $          --   $            --

Expenses                                                                  1,672              880              5,510
                                                                ---------------  --------------- ------------------

       Net Loss                                                 $        (1,672) $          (880)$           (5,510)
                                                                ===============  =============== ==================

Basic & Diluted loss per share                                  $          --    $          --
                                                                ===============  ===============


















                 See accompanying notes and accountants' report

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    October 20,
                                                                                                        1999
                                                               For the three months ended           Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2001                2000               Stage
                                                          -----------------  ------------------  ------------------
Cash Flows from Operating Activities:
    Net Loss                                              $          (1,672) $             (880) $           (5,510)
    Increase (Decrease) in Accounts Payable                           1,672                   -               1,472
                                                          -----------------  ------------------  ------------------
        Net cash used in operating activities                             -                (880)             (4,038)

Cash Flows from Investing Activities:
        Net cash provided by investing activities                         -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                                    -                 880               4,038
    Issuance of Common Stock                                              -                   -                   -
                                                          -----------------  ------------------  ------------------
         Net cash provided by
         financing activities                                             -                 880               4,038
                                                          -----------------  ------------------  ------------------

Net change in cash and cash equivalents                                   -                   -                   -
Cash and cash equivalents at beginning of year                            -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash and cash equivalents at end of year                  $               -  $                -  $                -
                                                          =================  ==================  ==================

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest                                          $               -  $                -  $                -
        Franchise and income taxes                        $               -  $                -  $              500

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None








                 See accompanying notes and accountants' report

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the state of Nevada on July 29, 1997. The Company ceased all operating activities during the period from July 29, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2001
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (1,672)           1,000,000  $                   -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2001
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $             (880)           1,000,000  $                   -
                                                        ==================  ===================  ==================


         The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2000  financial statements to conform with the March 31, 2001 presentation.

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,700 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

         The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had $1,672 in general and administrative expenses for the three month period ended March 31, 2001 and $880 for the same period in 2000.

         The Company recorded net loss of $1,672 for the three months ended March 31, 2001 compared to $880 loss for the same periods in 2000.

Capital Resources and Liquidity

         At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,672 and $0 at March 31, 2001 and December 31, 2000.

         Net stockholders' deficit in the Company was $1,672 and $0 as of March 31, 2001 and December 31, 2000.

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

o Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 11, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                               AMERICAN MACHINE, INC.
                                              -----------------------
                                                   (Registrant)





DATE: August 22, 2001               By:  /s/
     --------------------               --------------------------------------
                                                 Daniel L. Hodges
                                                 President / CFO and Director