Form 10QSB
period 2002-06-30
AMERICAN MACHINE INC
filed 2003-02-14
CIK 1105294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

      For the transition period from                   to

                        Commission file number 000-29465

                             AMERICAN MACHINE, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                                86-0972777
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)            Identification No.)

                 1815 N. Placita Buendia, Tucson, Arizona, 85749
                    (Address of principal executive offices)

                                 (520) 731-9890
                            Issuer's telephone number

                11601 East Lusitano Place, Tucson, Arizona 85748
      (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 13, 2003 1,000,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


American Machine, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheet of American Machine, Inc.(a development stage company) as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO,
                                                    Certified Public Accountants

Salt Lake City, Utah
February 13, 2003

                                              AMERICAN MACHINE, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (Unaudited)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS                                                                       $                -  $                -
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  ACCOUNTS PAYABLE                                                           $            1,876  $            1,142
                                                                             ------------------  ------------------

          TOTAL LIABILITIES                                                               1,876               1,142
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
COMMON STOCK (PAR VALUE $.001), 100,000,000 SHARES
  AUTHORIZED, ISSUED 1,000,000 SHARES AT JUNE 30,
  2002 AND DECEMBER 31, 2001                                                              1,000               1,000
PAID-IN CAPITAL                                                                           6,710               5,710
RETAINED DEFICIT                                                                         (1,200)             (1,200)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                             (8,386)             (6,652)
                                                                             ------------------  ------------------

          TOTAL STOCKHOLDERS' EQUITY                                                     (1,876)             (1,142)
                                                                             ------------------  ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $               -   $                -
                                                                             ==================  ==================



















                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                               Cumulative
                                                                                                  Since
                                                                                               October 20,
                                For the three months             For the six months               1999
                                       Ended                            Ended                 Inception of
                                      June 30,                        June 30,                 Development
                            ----------------------------   -------------------------------
                                2002           2001             2002            2001              Stage
                            -------------  -------------   --------------- ---------------  -----------------
Revenues                    $           -  $           -   $             - $             -  $               -

Expenses                              640              -             1,734           1,672              8,386
                            -------------  -------------   --------------- ---------------  -----------------

       Net Loss                      (640) $           -            (1,734)$        (1,672) $          (8,386)
                            =============  =============   =============== ===============  =================

Basic & Diluted
   loss per share           $           -  $           -   $             - $             -
                            =============  =============   =============== ===============
























                 See accompanying notes and accountants' report

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    October 20,
                                                                                                        1999
                                                                For the six months ended            Inception of
                                                                        June 30,                    Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
Cash Flows from Operating Activities:
    Net Loss                                              $          (1,734) $           (1,672) $           (8,386)
    Increase (Decrease) in Accounts Payable                             734                   -               1,676
                                                          -----------------  ------------------  ------------------
        Net cash used in operating activities                        (1,000)             (1,672)             (6,710)

Cash Flows from Investing Activities:
        Net cash provided by investing activities                         -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                                1,000               1,672               6,710
    Issuance of Common Stock                                              -                   -                   -
                                                          -----------------  ------------------  ------------------
         Net cash provided by
         financing activities                                         1,000               1,672               6,710
                                                          -----------------  ------------------  ------------------

Net change in cash and cash equivalents                                   -                   -                   -
Cash and cash equivalents at beginning of year                            -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash and cash equivalents at end of year                  $               -  $                -  $                -
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

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None







                 See accompanying notes and accountants' report

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for American Machine, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2002 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the state of Nevada on July 29, 1997. The Company ceased all operating activities during the period from July 29, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of June 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                  For the six months ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,734)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                  For the six months ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,672)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $            (640)            1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $                   -         1,000,000  $                -
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the June 30, 2002 presentation.

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

                             AMERICAN MACHINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

RESULTS OF OPERATIONS

         The Company had no sales or sales revenues for the three and six months ended June 30, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three and six months ended June 30, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years. The Company had $640 in general and administrative expenses for the three month period ended June 30, 2002 and $-0- for the same period in 2001. The Company had $1,734 in general and administrative expenses for the six month period ended June 30, 2002 and $1,672 for the same period in 2001.

         The Company recorded net loss of $640 for the three months ended June 30, 2002 compared to $-0- loss for the same periods in 2001. The Company recorded net loss of $1,734 for the six months ended June 30, 2002 compared to $1,672 loss for the same periods in 2001.

CAPITAL RESOURCES AND LIQUIDITY

         At June 30, 2002, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2001. The Company had a net working capital deficit of $1,876 and $1,142 at June 30, 2002 and December 31, 2001.

         Net stockholders' deficit in the Company was $1,876 and $1,142 as of June 30, 2002 and December 31, 2001.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

         99.1 CEO Certification

         99.2 CFO Certification

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



                             AMERICAN MACHINE, INC.
                                  (Registrant)





DATE: February 13, 2003                             By:  /s/
                                                    Daniel L. Hodges
                                                    President / CFO and Director

I, Daniel L. Hodges, certify that:

         1. I have reviewed this quarterly report on form 10-qsb of American Machine, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/S/
Daniel L. Hodges
President, CEO
(Principal Executive Officer)

I, Daniel L. Hodges, certify that:

         1. I have reviewed this quarterly report on form 10-qsb of American Machine, Inc..

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/S/
Daniel L. Hodges
Treasurer and Director
(Principal Financial and Accounting Officer)